Form 10-K
period 2002-10-01
SALOMON BROTHERS COMMERCIAL MORT TR 2000-C3
filed 2002-10-23
CIK 1129365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2000

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits

(99.1)Annual Independent Accountant's Servicing Report for the year ended December 31, 2000.

a)Midland Loan Services, Inc., as Servicer

b)Lennar Partners, Inc. as Special Servicer

(99.2)Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2000.

a)Midland Loan Services, Inc., as Servicer

b)Lennar Partners, Inc. as Special Servicer

(99.3)Annual Statement of Compliance for the year ended December 31, 2000.

a)Midland Loan Services, Inc., as Servicer

b)Lennar Partners, Inc. as Special Servicer

Reports on Form 8-K were filed during the last quarter of 2000 on December 6, December 7, and December 14 to report computational materials and term sheets.

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

Servicing Agreement on behalf of

Salomon Brothers Mortgage Securities VII, Inc.

Commercial Mortgage Pass-Through Certificates, Series 2000-C3

By: /s/ Russell Goldenberg

-----------------------------------

Russell Goldenberg

Group Senior Vice President

Date: October 17, 2002

Form of Certification

I, Russell Goldenberg, certify that

I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Salomon Brothers Mortgage Securities VII, Inc.

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